Form 10-K
period 1999-12-31
CHASE MANHATTAN AUTO OWNER TRUST 1996-C; CHASE MANHATTAN BANK USA
filed 2000-03-29
CIK 1038059, 869090

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       ------------------------------------------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

 __X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

For the Fiscal Year Ended: December 31, 1999

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

For the transition period from ______ to ______

                        Commission file number 333-07575

                Chase Manhattan Auto Owner Trust 1996-C (issuer)

                 Chase Manhattan Bank USA, National Association
               (depositor) (Exact name of registrant as specified
                                 in its charter)

                   USA                                   22-2382028
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)               Identification Number)


   802 Delaware Avenue, Wilmington, Delaware                 19801
    (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code: (302) 575-5033

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class         Name of Each Exchange of Which Registered
                NONE                                   N/A

Securities registered pursuant to Section 12(g) of the Act:

                 NONE
           (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days: YES X    NO
                                             ----    ----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. X

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

      The registrant has no voting or non-voting common stock outstanding as of the date of this report. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                      DOCUMENTS INCORPORATED BY REFERENCE.

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1980).

         None.

Introductory Note

         Chase Manhattan Auto Owner Trust 1996-C (the "Trust") was formed pursuant to a Trust Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (the "Bank"), as seller and servicer, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in "no-action" letter submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         The Trust has acquired certain auto loan receivables from the Bank pursuant to a Sale and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 1999, was $178,511,951.00.

         The Trust also holds a reserve account, pursuant to the Sale and Servicing Agreement. The principal balance of the reserve account, as of December 31, 1999, was $7,477,041.34.

         The aggregate balance of receivables that were 60 or more days past due, as of December 31, 1999, was $1,536,593.70, or 0.861% of the receivables by principal balance.

         The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 1999, was $2,424,299.86, or 0.8714% of the average aggregate outstanding principal balance of the receivables for that year.

Item 3.           Legal Proceedings

         The Registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee or The Bank.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.

Part II

Item 5            Market for Registrant's Common Equity and Related
                  Stockholders Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by certificates of beneficial interest (the "Certificates"). The registrant is also the issuer of two outstanding classes of asset backed notes ("Notes"). To the knowledge of the registrant, the Certificates and the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 1999, all of the Certificates were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to those whose accounts such Certificates are credited, who may or may not be the beneficial owners of the Certificates.

         The records provided to the Trust by DTC indicate that as of December 31, 1999, the number of holders of record for each class of securities issued by the Trust were as follows:

Class                       # of Holders
---------                   ------------------

1996-C A3                   37

       A4                   21

       Certificates         5


Item 6.           Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Omitted.

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

                         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that at December 31, 1999, there were 11 participants in the DTC system that held positions in a class of securities of the Trust equal to more than 5% of the total principal amount of a class of securities outstanding on that date:


----------------------------------------------------------------------------------------------------------
Chase Manhattan Auto Owner Trust      Name & Address of Participant         Original            % of Class
                                                                            Certificate
                                                                            Principal Balance
----------------------------------------------------------------------------------------------------------
Series 1996-C
----------------------------------------------------------------------------------------------------------
Class A-3                             Bank of New York (The)                    27,150,000          8.38%
                                      925 Patterson Plank Rd.
                                      Secaucus, NJ  07094
----------------------------------------------------------------------------------------------------------
                                      Bank Of One Trust Company, N.A.           31,285,000          9.66%
                                      1900 Polaris Parkway
                                      4th Floor
                                      Columbus, OH   43240
----------------------------------------------------------------------------------------------------------
                                      The Bank of New York/CDC-FP               21,000,000          6.48%
                                      One Wall Street
                                      New York, NY  10286
----------------------------------------------------------------------------------------------------------
                                      Boston Safe Deposit and Trust             29,190,000          9.01%
                                      Company
                                      C/O Mellon Bank N.A.
                                      Three Mellon Bank Center
                                      Room 153-3015
                                      Pittsburgh, PA   15259
----------------------------------------------------------------------------------------------------------
                                      Chase Manhattan Bank                      59,335,000         18.31%
                                      4 New York Plaza
                                      13th Floor
                                      New York, NY  10004
----------------------------------------------------------------------------------------------------------
                                      Investors Bank & Trust/M.F.               24,210,000          7.47%
                                      Custody
                                      200 Clarendon Street
                                      15th Fl., Hancock Tower
                                      Boston, MA  02116
----------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------
                                      State Street Bank and Trust               81,410,000         25.13%
                                      Company
                                      1776 Heritage Dr.
                                      Global Corporate Action Unit
                                      JAB 5NW
                                      No. Quincy, MA  02171
----------------------------------------------------------------------------------------------------------
Class A-4                             Chase Manhattan Bank                     141,563,000         79.53%
                                      4 New York Plaza
                                      13th Floor
                                      New York, NY  10004
----------------------------------------------------------------------------------------------------------
Class B-1                             Bankers Trust Company                     10,629,000         34.70%
                                      C/O BT Services Tennessee Inc.
                                      648 Grassmere Park Drive
                                      Nashville, TN  37211
----------------------------------------------------------------------------------------------------------
                                      Chase Manhattan Bank                      15,000,000         48.97%
                                      4 New York Plaza
                                      13th Floor
                                      New York, NY  10004
----------------------------------------------------------------------------------------------------------
                                      Citibank, N.A.                             3,500,000         11.43%
                                      P. O. Box 30576
                                      Tampa, FL  33630-3576
----------------------------------------------------------------------------------------------------------



Item 13.          Certain Relationships and Related Transactions

         None.

Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports of
                  Form 8-K

                  (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

         Exhibit Number     Description
         --------------     ----------------
         23.1               Consent of Independent Accountants.

         28.1               Annual Management Report on Internal Controls.

         28.2               Annual  Servicer's Certificate pursuant to Section
                            4.10 of the Agreement.

         28.3               Annual Independent Accountants' Reports pursuant to
                            Section 4.11 of the Agreement.

         28.4               Annual Issuer's Certificate of Compliance with the
                            Indenture.

                  (b)      Reports on Form 8-K.

         The following reports were filed on Form 8-K in 1999:

Date            Items Reported        Financial Statements
---------       --------------        ---------------------
2/4/1999        5, 7                  Monthly report to certificateholders
                                      dated 1/15/1999

3/16/1999       5, 7                  Monthly report to certificateholders
                                      dated 2/15/99

6/23/1999       5, 7                  Monthly report to certificateholders
                                      dated 3/15/1999, 4/15/1999 and 5/17/1999

6/30/1999       5, 7                  Monthly report to certificateholders
                                      dated 6/15/1999

7/30/1999       5, 7                  Monthly report to certificateholders
                                      dated 7/15/1999

8/27/1999       5, 7                  Monthly report to certificateholders
                                      dated 8/16/1999

9/30/1999       5, 7                  Monthly report to certificateholders
                                      dated 9/15/1999

10/29/1999      5, 7                  Monthly report to certificateholders
                                      dated 10/15/1999

11/30/1999      5, 7                  Monthly report to certificateholders
                                      dated 11/15/1999

12/23/1999      5, 7                  Monthly report to certificateholders
                                      dated 12/15/1999

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2000


                                      Chase Manhattan Auto Owner Trust 1996-C

                                      by: Chase Manhattan Bank USA,
                                      National Association



                                      By:  /s/ Patricia Garvey
                                      -----------------------------------
                                      Name:    Patricia Garvey
                                      Title:   Vice President

                                INDEX TO EXHIBITS

Exhibit Number:        Description:
---------------        ------------------------

23.1                   Consent of Independent Accountants

28.1                   Annual Management Report on Internal Controls

28.2 Annual Servicer's Certificate pursuant to Section 4.10 of the Agreement

28.3 Annual Independent Accountant's Servicing Reports pursuant to Section 4.11 of the Agreement

28.4                   Annual Issuer's Certificate of Compliance with the
                       Indenture